Form 10-Q
period 2026-03-31
Bleichroeder Acquisition Corp. II
filed 2026-05-07
CIK 2088295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

212-984-3835

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 7, 2026, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 9,583,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLEICHROEDER ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,331,014	$—
Prepaid expenses	234,990	4,503
Total current assets	1,566,004	4,503
Deferred offering costs	—	217,025
Long-term prepaid insurance	114,375	—
Investments held in Trust Account	289,715,723	—
Total Assets	$291,396,102	$221,528

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$10,791
Accrued expenses	4,421,580	300
Promissory note – related party	—	248,013
Total Current Liabilities	4,496,580	259,104
Deferred underwriting fee	12,250,000	—
Total Liabilities	16,746,580	259,104

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.08 and $0 per share at March 31, 2026 and December 31, 2025, respectively	289,715,723	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding at March 31, 2026 and December 31, 2025	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(15,067,159)	(62,576)
Total Shareholders’ Deficit	(15,066,201)	(37,576)
Total Liabilities and Shareholders’ Deficit	$291,396,102	$221,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Formation, general, and administrative costs	$4,908,142
Loss from operations	$(4,908,142)

Other income
Interest earned on investments held in Trust Account	2,215,723

Net loss	$(2,692,419)

Weighted average shares outstanding Class A ordinary shares, basic and diluted	25,875,000
Basic and diluted net loss per Ordinary Share, Class A Ordinary Shares	$(0.08)
Weighted average shares outstanding, Class B ordinary shares, basic	9,458,333
Basic net loss per Ordinary Share, Class B Ordinary Shares	$(0.08)
Weighted average shares outstanding, Class B ordinary shares, diluted	9,583,333
Diluted net loss per Ordinary Share, Class B Ordinary Shares	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	9,583,333	$958	$24,042	$(62,576)	$(37,576)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,921,599)	(12,312,164)	(23,233,763)

Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000

Fair value of Public Warrants at issuance	—	—	—	—	3,373,333	—	3,373,333

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(225,776)	—	(225,776)

Net loss	—	—	—	—	—	(2,692,419)	(2,692,419)

Balance – March 31, 2026 (unaudited)	—	$—	9,583,333	$958	$—	$(15,067,159)	$(15,066,201)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,692,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,215,723)
Changes in operating assets and liabilities:
Prepaid expenses	(230,487)
Long-term prepaid insurance	(114,375)
Accrued expenses	4,421,280
Net cash used in operating activities	(831,724)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,750,000
Repayment of promissory note - related party	(256,872)
Payment of offering costs	(330,390)
Net cash used in financing activities	289,662,738

Net Change in Cash	1,331,014
Cash – Beginning of period	—
Cash – End of period	$1,331,014

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,799
Deferred offering costs paid by Sponsor through promissory note - related party	$8,859
Deferred underwriting fee payable	$12,250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Bleichroeder Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 27, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from August 27, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,750,000 private placement warrants (each a “Private Placement Warrant”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,750,000. Of those 7,750,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants, and the underwriters, Cohen & Company Capital Markets (“CCM”) and Clear Street LLC (“CS”), purchased 2,750,000 Private Placement Warrants (or 2,612,500 and 137,500 Private Placement Warrants, respectively).

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

Following the closing of the Initial Public Offering, on January 9, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee, which will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Shareholders.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Business Combination Agreement

On February 28, 2026 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among Bleichroeder, Bleichroeder Acquisition 2 France, a société par actions simplifiée formed under the laws of the Republic of France and wholly owned subsidiary of Bleichroeder (“Parent Merger Sub”), and Pasqal Holding SAS, a société par actions simplifiée formed under the laws of the Republic of France (“Pasqal”), pursuant to which, among other things and subject to the terms and conditions therein, (i) Bleichroeder will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”).

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to January 9, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (Note 5). As of March 31, 2026, the Company had $1,331,014 of cash and had a working capital deficit of $2,930,576.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of this filing , the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

Principles of Consolidation

Bleichroeder Acquisition 2 France was incorporated as a société par actions simplifiée under the laws of the Republic of France on March 15, 2022. On February 19, 2026, Bleichroeder purchased 100% of the issued and outstanding equity of Merger Sub, resulting in Merger Sub becoming a wholly-owned subsidiary of Bleichroeder, solely for the purpose of effectuating the Business Combination, and it does not own any material assets or conduct any business activities other than activities incidental to effectuating the Business Combination. The address and telephone number for Merger Sub’s principal executive officers are the same as those for Bleichroeder.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,331,014 of cash and did not have any cash equivalents as of March 31, 2026. The Company did not have any cash or cash equivalents, as of December 31, 2025.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account amounting to $289,715,723, were held in mutual funds composed of U.S. treasury securities. As of December 31, 2025, the Company did not have any assets in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,373,333)
Class A ordinary shares issuance costs	(17,644,707)
Plus:
Accretion of carrying value to redemption value	23,233,763
Class A ordinary shares subject to possible redemption, March 31, 2026	$289,715,723

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted net loss per ordinary share does not consider the effect of the Public Warrants and the Private Warrants in the calculation of diluted net loss per ordinary share, because in the calculation of diluted net loss per ordinary share, their exercise is contingent upon future events.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended March 31,
	2026
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net loss	$(1,971,689)	$(720,730)
Denominator:

Basic weighted average shares outstanding	25,875,000	9,458,333
Basic net loss per ordinary share	$(0.08)	$(0.08)

	For the Three Months Ended March 31,
	2026
	Class A	Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net income	$(1,964,738)	$(727,681)
Denominator:

Diluted weighted average shares outstanding	25,875,000	9,583,333
Diluted net loss per ordinary share	$(0.08)	$(0.08)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Warrants — As of March 31, 2026, there were 17,333,333 Warrants outstanding, including 9,583,333 Public Warrants and 7,750,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

On November 18, 2025, the Sponsor granted membership interests which equate to an aggregate of 300,000 founder shares to the Chief Operating Officer and membership interests which equate to 200,000 founder shares to the Chief Financial Officer. Also, On November 24, 2025, the Sponsor granted membership interests of an aggregate of 30,000 founder shares to the two independent directors (15,000 each). All membership interests were granted in exchange for their services as director and officers through the Company’s initial Business Combination. The membership interests shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The granting of the membership interests equating to founder shares to the two independent directors, to the Chief Operating Officer, and to the Chief Financial Officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 membership interests issued to the two directors and 500,000 membership interests issued to the Chief Operating Officer and Chief Financial Officer on November 18, 2025 and November 24, 2025, was $1,562,530 or $2.948 and $2.951, respectively, per share. The Company established the initial fair value of the founder shares on November 18, 2025 and November 24, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 on both dates, risk-free rate of 3.94% and 3.95%, respectively, and remaining term of 0.14 and 0.12 years, respectively. The membership interests were assigned subject to performance conditions (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

On February 6, 2026, the sponsor transferred 15,000 Class A Units to an individual. The transferred units represent an indirect interest in 15,000 Founder Shares. The fair value of the shares as of February 6, 2026, was determined to be $3.77 per share for an aggregate amount of $56,550. The transfer was made in accordance with the terms of the Company’s operating agreement. The transfer of these shares is contingent on the completion of a business combination. The expense will be recorded when the contingent event of a business combination becomes probable. As of March 31, 2026, the closing of the business combination was not considered to be probable.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company borrowed a total of $0 and $248,013 under the promissory note. At the closing of the Initial Public Offering, on January 9, 2026, the Company paid the outstanding borrowings in full and borrowings under the promissory note are no longer available.

Service Agreement

The Company has agreed, upon the completion of the Initial Public Offering, to pay an affiliate of the Chief Operating Officer (“COO”) $18,000 per month, then upon the completion of initial Business Combination or liquidation, an amount equal to $600,000 less the total amount of all such monthly payments made up to that time, for services as COO pursuant to an advisory agreement. Prior to initial Business Combination, no payments under this agreement shall be made from amounts held in the Trust Account. As of March 31, 2026 and December 31, 2025, $49,935 and $0 has been incurred and paid for these services and is reflected in the condensed consolidated statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the middle east conflicts. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the middle east conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the middle east conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Business Combination Agreement

On February 28, 2026 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among Bleichroeder, Bleichroeder Acquisition 2 France, a société par actions simplifiée formed under the laws of the Republic of France and wholly owned subsidiary of Bleichroeder (“Parent Merger Sub”), and Pasqal Holding SAS, a société par actions simplifiée formed under the laws of the Republic of France (“Pasqal”), pursuant to which, among other things and subject to the terms and conditions therein, (i) Bleichroeder will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”).

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption.)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares outstanding.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Public Warrants is $3,373,333, or $0.352 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 9, 2026
Underlying stock price	$9.93
Exercise price	$11.50
Volatility	5.00%
Probability of De-SPAC and market adjustment	27.7%
Risk-free rate	3.87%
Warrant term (years)	7.00

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$289,715,723	$—

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,331,014	$—
Investments held in Trust Account	$289,715,723	—

For the Three Months Ended March 31, 2026
Formation, general, and administrative costs	$4,908,142
Interest earned on investments held in Trust Account	$2,215,723

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination or similar transaction within the Completion Window. The CODM also reviews Formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on August 27, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate the Pasqal Business Combination (as defined below) pursuant to the Business Combination Agreement (as defined below). However, if the Business Combination Agreement is terminated, we may pursue an initial business combination in any business or industry, but are focusing on businesses in disruptive growth sectors sector. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Management Update

On February 10, 2026, the Board of Directors, appointed each of Philippe Nyssen and Clemence Rasigni as a director, effective immediately. Each of Mr. Nyssen and Ms. Rasigni qualifies as an independent director. Mr. Nyssen has been appointed to serve as the member of the audit committee of the Board of Directors.

On April 30, 2026, the Board of Directors approved the following changes to the Company’s management: (i) Andrew Gundlach was appointed Executive Chairman of the Board and resigned as President and Chief Executive Officer of the Company, effective April 29, 2026, and (ii) Marcello Padula, the Company’s currently serving Chief Operating Officer, was appointed to serve as Chief Executive Officer of the Company, effective April 29, 2026.

Pasqal Business Combination Agreement

On the Signing Date, the Company entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions therein, (i) Bleichroeder will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Pasqal Business Combination.” Bleichroeder, Parent Merger Sub, and Pasqal are each individually referred to herein as a “Party” and, collectively, as the “Parties.”

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bleichroeder and Pasqal.

Merger Consideration; Effect of the Mergers

The Pasqal Business Combination values Pasqal at $2.0 billion pre-money.

Immediately prior to or at the Reincorporation Merger Effective Time:

●	each issued and outstanding warrant exercisable for one Bleichroeder Class A Ordinary Share at an exercise price of $11.50 per share (a “Bleichroeder Warrant”), including the Bleichroeder Warrants held as a result of the Unit Separation (as defined below), will cease separate existence and trading and will be converted into a warrant to purchase one ordinary share, par value €0.10 per share, of Parent Surviving Corporation (the “Parent Surviving Corporation Ordinary Shares” and, following the Merger, the “New Pasqal Shares” and, the warrant to purchase such New Pasqal Shares, the “New Pasqal Warrants”);

●	each issued and outstanding (i) Bleichroeder Class A ordinary share, par value $0.0001 per share (each a “Bleichroeder Class A Ordinary Share”), including each Bleichroeder Class A Ordinary Share held as a result of the Unit Separation, and excluding any dissenting shares, any shares held in the treasury of Bleichroeder (“Treasury Shares”), and any Bleichroeder Class A Ordinary Shares held by a holder who has validly exercised its redemption rights (“Redeeming Shares”), and (ii) Class B ordinary share, par value $0.0001, of Bleichroeder (each, a “Bleichroeder Class B Ordinary Share,” and together with the Bleichroeder Class A Ordinary Shares, the “Bleichroeder Ordinary Shares”) will be cancelled and converted automatically into one Parent Surviving Corporation Ordinary Share;

●	each Redeeming Share issued and outstanding will automatically be cancelled and cease to exist and will represent only the right to be paid a pro rata share of the aggregate amount payable with respect to all such Redeeming Shares in accordance with Bleichroeder’s amended and restated memorandum and articles of association;

●	each Treasury Share will be cancelled and extinguished without any conversion thereof or payment therefor; and;

●	each issued and outstanding ordinary share, par value €10 per share, of Parent Merger Sub will be cancelled and no consideration shall be delivered therefor.

In connection with the Reincorporation Merger, immediately prior to the Reincorporation Merger Effective Time, each Bleichroeder unit issued and outstanding as of such time will automatically detach and the holder thereof will be deemed to hold one Bleichroeder Class A Ordinary Share and one-third of one Bleichroeder Warrant, and will cease separate existence and trading (the “Unit Separation”).

At the effective time of the Merger (the “Merger Effective Time”), in accordance with French Law, Pasqal will be dissolved without liquidation (dissolution sans liquidation) together with the completion of a universal transfer (transmission universelle de patrimoine), pursuant to which New Pasqal will succeed to all the rights and obligations of Pasqal and, among other things:

●	each issued and outstanding (i) “Class Seed” Ordinary Share, par value €0.10 per share, of Pasqal, (ii) common Ordinary Share, par value €0.10 per share, of Pasqal, (iii) “Class A” Ordinary Share, par value €0.10 per share, of Pasqal, (iv) “Class B” Ordinary Share, par value €0.10 per share, of Pasqal, and (v) “Class C” Ordinary Share, par value €0.10 per share, of Pasqal, will be exchanged for New Pasqal Shares using an exchange ratio (the “Exchange Ratio”) calculated in accordance with the Draft Merger Agreement (as defined in the Business Combination Agreement) by dividing the overall value of Pasqal and the overall value of the Parent Surviving Corporation (based on a deemed value of $10 per Parent Surviving Corporation Ordinary Share); and

●	each issued and outstanding equity warrant governed by French law (bons de souscription de parts de créateur d’entreprise) of Pasqal (“Company BSPCEs”) will be assumed by New Pasqal, and will grant the right to subscribe for New Pasqal Shares, with the number of shares adjusted, as applicable, to reflect the Exchange Ratio, on the same terms and conditions as were applicable to the Company BSPCEs as of immediately prior to the Merger Effective Time (including vesting, exercise period, and expiration date), except as otherwise provided by the Draft Merger Agreement or as required by applicable law.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of the Parties thereto with respect to, among other things, (i) entity organization, formation and qualification, (ii) authorization to enter into the Business Combination Agreement, (iii) capital structure, (iv) consents and approvals, (v) financial statements, (vi) liabilities, (vii) permits, (viii) litigation, (ix) material contracts, (x) tax matters, (xi) intellectual property, (xii) absence of changes, (xiii) environmental matters, (xiv) employee matters, (xv) compliance with applicable laws, (xvi) regulatory matters, (xvii) labor matters, (xviii) benefit plans, (xix) insurance, (xx) real and personal property, (xxi) brokers, (xxii) transactions with affiliates, (xxiii) data privacy and security requirements, and (xxiv) compliance with international trade and anti-corruption laws. The representations and warranties of the Parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing.

Covenants

The Business Combination Agreement contains covenants of each of the Parties thereto that are customary for transactions of this type, including, among others, covenants with respect to (i) the operations of Bleichroeder and Pasqal prior to the Closing; (ii) the Parties’ efforts to satisfy conditions to consummate the Pasqal Business Combination; (iii) restrictions on public announcements or press releases with respect to the Pasqal Business Combination; (iv) the delivery by Pasqal of certain financial statements of Pasqal audited in accordance with all applicable requirements of the PCAOB (the “PCAOB Financials”) on or prior to September 30, 2026; and (v) the preparation and filing of a registration statement on Form F-4 (the “Registration Statement/Proxy Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the New Pasqal Shares and New Pasqal Warrants to be issued pursuant to the Business Combination Agreement, which will also contain a prospectus and proxy statement for the purpose of soliciting proxies from Bleichroeder’s shareholders to vote in favor of certain matters (the “Parent Party Shareholder Approval Matters”), including:

(i)	the adoption and approval of the Business Combination Agreement, the additional agreements contemplated therein, and the transaction contemplated therein and thereby, including the Mergers, in accordance with Bleichroeder’s organizational documents and applicable law;

(ii)	the entry and filing of a plan of merger and all other documents required by the Companies Act (Revised) of the Cayman Islands, as amended (the “Cayman Companies Act”), and the French Code de commerce (the “French Commercial Code”) in force on the date of the Business Combination Agreement (the “Reincorporation Plan of Merger”) and all matters related thereto in accordance with the Cayman Companies Act;

(iii)	the approval of the entry of Parent Surviving Corporation into the Draft Merger Agreement, following and subject to approval of the consummation of the Reincorporation Merger and the transactions contemplated by the Reincorporation Plan of Merger;

(iv)	subject to the effectiveness of the Reincorporation Merger pursuant to the Reincorporation Plan of Merger, the adoption of the amended and restated articles of association of Parent Surviving Corporation;

(v)	the adoption of a new equity incentive plan in the form and substance reasonably acceptable to Bleichroeder and Pasqal and approved by New Pasqal’s board of directors;

(vi)	the adjournment of the shareholder meeting of Bleichroeder to a later date or dates, if necessary or convenient, in the reasonable determination of the chairman of Bleichroeder, (x) to permit further solicitation and vote of proxies in the event that there are insufficient votes for any of the foregoing, (y) if Bleichroeder determines that one or more of the conditions to Closing is not or will not be satisfied or waived or (z) to facilitate the Reincorporation Merger, the Merger or any other transactions contemplated by the Business Combination Agreement; and

(vii)	such other matters as Pasqal, Bleichroeder and Parent Merger Sub will mutually determine to be necessary and appropriate in order to effect the Mergers and the other transactions contemplated by the Business Combination Agreement.

Governance

The Parties have agreed to take all requisite action such that, effective immediately following the Merger Effective Time, New Pasqal’s initial board of directors will consist of nine directors, five of whom will be French or European citizens and non-US residents, and will be mutually acceptable to Bleichroeder and Pasqal, as follows: (i) Alain Aspect, as non-executive chairman; (ii) Michel Combes, as lead independent director; (iii) Wasiq Bokhari, as chief executive officer of New Pasqal; (iv) Georges-Olivier Reymond; (v) Barbara Dalibard, as chairman of the nominating and governance committee (or its equivalent); (vi) Kathy Savitt, as the chairman of the audit committee (or its equivalent); (vii) a director that may, at its option, be designated by Bpifrance Investissement; (viii) a director to be designated by EIC Fund; and (ix) a director to be designated by either Bleichroeder or Pasqal and mutually agreed by Bleichroeder and Pasqal, who will serve as chairperson of the renumeration committee (or its equivalent).

The Parties have also agreed to take all requisite action such that, effective immediately following the Merger Effective Time, New Pasqal’s board of directors’ internal regulations will include a list of certain restricted matters requiring two-thirds (2/3) approval of the board of directors (as set forth in the Business Combination Agreement).

The Parties have also agreed to take all requisite action such that, as of the Closing, the articles of association of Pasqal SAS, a wholly owned subsidiary of Pasqal (and following the Merger Effective Time, New Pasqal), will provide for creation of a strategic committee that will be comprised as set forth in the Business Combination Agreement and require a majority approval of certain actions, which must include the affirmative vote of the representative of Bpifrance Investissement.

Conditions to Closing

The obligation of the Parties to consummate the Pasqal Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the expiration or termination of any applicable waiting periods under applicable antitrust law; (ii) no law or legal restraint or prohibition issued by any governmental prohibiting or preventing the consummation of the Pasqal Business Combination being in effect; (iii) the Registration Statement/Proxy Statement being declared effective by the SEC; (iv) the receipt of the requisite approvals of each of Bleichroeder’s and Pasqal’s shareholders; (v) the approval for listing of New Pasqal Shares and New Pasqal Warrants on Nasdaq (or other principal market mutually agreed by Bleichroeder and Pasqal); (vi) no less than $150,000,000 cash available to New Pasqal from (x) funds remaining in the Trust Account (as defined in the Business Combination Agreement) following the exercise of Bleichroeder’s shareholders’ redemption rights, (y) the proceeds of the Investment (as defined below) under the SPA (as defined below) and Subscription Agreements (as defined in the Business Combination Agreement), and (z) funds raised from any other financing transactions agreed upon by Bleichroeder, Pasqal and Parent Merger Sub, but excluding, for the avoidance of doubt, the Series C equity raise closed by Pasqal on February 27, 2026; (vii) the initial board of directors of New Pasqal being constituted as described above; and (viii) customary bring-down conditions.

The obligation of Bleichroeder and Parent Merger Sub to consummate the Pasqal Business Combination is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no continuing Company Material Adverse Effect (as defined in the Business Combination Agreement), (ii) execution and delivery of an officer’s certificate by an officer of Pasqal certifying the accuracy of certain conditions, and (iii) the receipt of executed Lock-Up Agreements (as each is defined below) and certain non-competition and non-solicitation agreements between New Pasqal and certain of Pasqal’s employees.

The obligation of Pasqal to consummate the Pasqal Business Combination is also subject to the fulfillment of other customary closing conditions, including, but not limited to, (i) there having been no continuing Parent Material Adverse Effect (as defined in the Business Combination Agreement), (ii) execution and delivery of an officer’s certificate by an officer of Bleichroeder certifying the accuracy of certain conditions, and (iii) the receipt of executed Lock-Up Agreements.

Termination

The Business Combination Agreement may be terminated under certain circumstances, including:

(i)	by mutual written consent of Bleichroeder and Pasqal at any time prior to the Closing;

(ii)	by either Bleichroeder or Pasqal if the Closing has not occurred by December 31, 2026 (the “Outside Date”); provided that, the Outside Date will automatically extend (A) to December 31, 2027, without any action of Bleichroeder or Pasqal, unless Bleichroeder and Pasqal both send written notice of termination to the other or otherwise mutually agree in writing to terminate the Business Combination Agreement at least ten business days prior to December 31, 2026, and (B) for an additional 60 days if (1) the Registration Statement/Proxy Statement is not declared effective by the SEC or (2) the issuance or clearance of any required antitrust approval is not received but all other conditions to Closing either have been fulfilled or are then capable of being fulfilled;

(iii)	by Bleichroeder or Pasqal if a governmental authority issues a final and non-appealable order or enacts a law making the Pasqal Business Combination illegal or permanently restraining, enjoining or otherwise prohibiting the Pasqal Business Combination;

(iv)	by either Bleichroeder or Pasqal if the shareholder meeting of Bleichroeder has been held and concluded and the approval of any of the Parent Party Shareholder Approval Matters is not obtained (subject to adjournment or postponement of such meeting);

(v)	by Bleichroeder if Pasqal breaches any representation, warranty or agreement or covenant in the Business Combination Agreement such that applicable closing conditions would not be satisfied at the Closing, subject to a 20-day cure period;

(vi)	by Pasqal if Bleichroeder breaches any representation, warranty or agreement or covenant in the Business Combination Agreement such that applicable closing conditions would not be satisfied at the Closing, subject to a 20-day cure period;

(vii)	by Bleichroeder if Pasqal fails to deliver the PCAOB Financials to Bleichroeder on or before September 30, 2026; or

(viii)	by Bleichroeder or Pasqal if the other party fails to consummate the Pasqal Business Combination upon satisfaction of all the conditions to Closing set forth in the Business Combination Agreement (other than conditions that by their nature would be satisfied at the Closing or waived by the terminating party) or otherwise terminates the Pasqal Business Combination in breach of the Business Combination Agreement and such terminating party is ready to consummate the Pasqal Business Combination.

If the Business Combination Agreement is validly terminated, none of the Parties will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of willful breach or fraud. Notwithstanding the foregoing, if Bleichroeder terminates the Business Combination Agreement pursuant to clauses (vii) or (viii) above, Pasqal will pay Bleichroeder $3,000,000 as liquidated damages.

The Business Combination Agreement contains representations, warranties and covenants that the Parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the Parties and are subject to important qualifications and limitations agreed to by the Parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about Bleichroeder, Parent Merger Sub or Pasqal. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the Parties, may be subject to limitations agreed upon by the contracting Parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the Parties instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting Parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Bleichroeder’s public disclosures.

Related Agreements

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bleichroeder, Pasqal, Parent Merger Sub, and the Sponsor, entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor has agreed to vote (i) in favor of the Parent Party Shareholder Approval Matters and (ii) in opposition to any proposals (A) for an Alternative Transaction (as defined in the Business Combination Agreement) or any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Bleichroeder, (B) other than as contemplated in the Business Combination Agreement, or (C) for any alternative transactions or agreements that would reasonably be expected to prevent, impede, interfere with, delay, postpone or adversely affect the Pasqal Business Combination. Additionally, the Sponsor agreed not to redeem any Bleichroeder Ordinary Shares or other equity securities of Bleichroeder in connection with the Pasqal Business Combination, to be bound to certain transfer restrictions with respect to its Bleichroeder Ordinary Shares and any other equity securities of Bleichroeder held by Sponsor prior to the expiration of the Sponsor Support Agreement, waive the anti-dilution protections set forth in Bleichroeder’s amended and restated memorandum and articles of association with respect to the conversion of the Bleichroeder Class B Ordinary Shares, and waive any appraisal or rights to dissent from the Pasqal Business Combination or the Mergers.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 hereto, and the terms of which are incorporated herein by reference.

Company Support Agreement

Concurrently with the execution of the Business Combination Agreement, certain shareholders of Pasqal entered into a company support agreement (the “Company Support Agreement”) with Bleichroeder and Parent Merger Sub, pursuant to which each such Pasqal shareholder has agreed to, among other things, (i) vote in favor of the Business Combination Agreement, the Mergers, and each other proposal related to the Pasqal Business Combination, and against any alternative transactions or agreements that would reasonably be expected to prevent, impede, interfere with, delay, postpone or adversely affect the Pasqal Business Combination, (ii) be bound to certain transfer restrictions with respect to its shares and other equity securities of Pasqal prior to the expiration of the Company Support Agreement, and (iii) vote in opposition to any proposals for an Alternative Transaction (as defined in the Company Support Agreement).

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Company Support Agreement, a copy of which is included as Exhibit 10.2 hereto, and the terms of which are incorporated herein by reference.

Lock-Up Agreements

In connection with the Closing, New Pasqal, the Sponsor, certain shareholders of Pasqal, certain shareholders of Bleichroeder, certain directors and officers, and certain Investors (collectively, the “Lock-Up Parties”) will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of the Lock-Up Parties will agree not to effect any sale or distribution (except for certain permitted transfers) of the New Pasqal Shares held by such holder after the Closing until the earlier of (i) 180 days after the date on which the Closing occurs, (ii) the day after the date on which the closing price of the New Pasqal Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commending after the date on which the Closing occurs, and (iii) the date on which New Pasqal consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Pasqal’s shareholders having the right to exchange their shares for cash, securities or other property, subject to certain exceptions set forth in the Lock-Up Agreements.

Amended and Restated Registration Rights Agreement

At the Closing, New Pasqal, the Sponsor, Investors (as defined below) and certain securityholders of Pasqal will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor, the Investors and such securityholders will be granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New Pasqal that they will hold following the Pasqal Business Combination.

Private Placement Investment

In connection with the transactions contemplated by the Business Combination Agreement, on March 4, 2026, Bleichroeder, Parent Merger Sub and the accredited investors named therein (the “Investors”) entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, the Investors have agreed, among other things, subject to certain conditions, to purchase $250 million aggregate principal amount of senior unsecured convertible bonds convertible into New Pasqal Shares (the “Senior Unsecured Convertible Bonds”) and warrants to purchase a number of New Pasqal Shares equal to 125% of the total number of New Pasqal Shares into which the Senior Unsecured Convertible Bonds are initially convertible at Closing (the “Investment Warrant”), for an aggregate purchase price of $200 million, reflecting a 20% original issue discount (the “Investment”). The closing of the Investment shall occur substantially concurrent with the Closing.

In accordance with the French Commercial Code, the Senior Unsecured Convertible Bonds will be issued pursuant to the Terms and Conditions (termes et conditions des obligations convertibles en actions ordinaires) attached to New Pasqal’s shareholders decision issuing the Senior Unsecured Convertible Bonds (the “Senior Unsecured Convertible Bonds Terms and Conditions”), and the Investment Warrants will be issued pursuant to the Terms and Conditions (termes et conditions des bons de souscriptions d’actions) attached to New Pasqal’s shareholders decision issuing the Investment Warrants (the “Investment Warrants Terms and Conditions”).

The SPA includes customary representations and warranties from Bleichroeder, Parent Merger Sub and the Investors and is subject to customary closing conditions. The SPA also includes customary covenants and agreements related to transfer restrictions, SEC reports, and indemnification. The Senior Unsecured Convertible Bonds and the Investment Warrants may be amended only with the written consent of the Company and bondholders holding a majority of the outstanding aggregate principal amount of the Senior Unsecured Convertible Bonds, or as otherwise required in accordance with the French Commercial Code. Holders of the New Pasqal Shares issuable upon conversion of the Senior Unsecured Convertible Bonds and New Pasqal Shares underlying any Investment Warrants will have the registration rights set forth in the A&R Registration Rights Agreement.

●	Ranking: The Senior Unsecured Convertible Bonds shall rank senior to the New Pasqal Shares and any other class or series of capital stock of New Pasqal currently existing or hereafter authorized, classified or reclassified by New Pasqal, and junior and subordinated to other unsecured and unsubordinated obligations of the Company.

●	Bondholders Representative. Holders of the Senior Unsecured Convertible Bonds shall be organized as a group for the representation of their interests (the “Masse”). The Masse shall be governed by the provisions of the French Code de commerce and will act in part through a bondholders representative (representant de la masse) and in part through collective decisions of the Convertible Bondholders, whether by general meetings or written consultations as permitted under Article L. 228-46-1 of the French Commercial Code. Any reasonable and documented costs or expenses incurred by the holders of the Senior Unsecured Convertible Bonds in connection with the operation and consultation of the Masse shall be reimbursed by New Pasqal upon presentation of the relevant invoices.

●	Interest Payments: The Senior Unsecured Convertible Bonds will accrue interest at the rate per annum of 10.0% per annum payable in cash semi-annually. However, if a payment in cash has not been made on a semi-annual payment date, payment on the next semi-annual payment date shall be in PIK at a rate of 12% payable and compounded annually from the last payment date on which a payment in cash has been made.

●	Liquidation Preference: Upon any liquidation or deemed liquidation event, the holders of Senior Unsecured Convertible Bonds will be entitled to receive out of the available proceeds, before any distribution is made to holders of common stock or any other junior securities, an amount equal to the greater of (i) 100% of the Accrued Value (as defined in the Senior Unsecured Convertible Bonds Terms and Conditions) or (ii) such amount as would have been payable had such Convertible Bond been converted into Ordinary Shares immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event based on the then effective rate of conversion and without giving effect to any applicable limitations on conversion. Thereafter, the holders of Senior Unsecured Convertible Bonds will be entitled to receive their pro rata share of the remaining available proceeds available for distribution to shareholders, on an as-converted to ordinary share basis.

●	Protective Provisions: For as long as 10% of the Senior Unsecured Convertible Bonds issued as of the Closing are held by Inflection Point Asset Management LLC and certain other holders of the Senior Unsecured Convertible Bonds and their respective affiliates, New Pasqal shall not, without the affirmative vote or action of the Masse (the “Requisite Holders”), take any of the following actions: (i) liquidate, dissolve or wind up the affairs of New Pasqal, or commence or consent to any bankruptcy proceeding relating to the Company; (ii) amend, alter, or repeal any provision of the bylaws, the Senior Unsecured Convertible Bonds Terms and Conditions in a manner that materially and adversely affects the powers, preferences or rights given to the holders of the Senior Unsecured Convertible Bonds; (iii) create or authorize the creation of or issue any other equity security or security convertible into or exercisable for any equity security unless such security ranks junior to the Senior Unsecured Convertible Bonds with respect to its rights, preferences and privileges, or increase the aggregate amount of the Senior Unsecured Convertible Bonds accordingly; (iv) pay any cash dividend or redeem any equity or equity-linked security prior to repayment in full, redemption or conversion of the Senior Unsecured Convertible Bonds into New Pasqal Shares, other than stock repurchased at cost from former employees and consultants in connection with the cessation of their service or pursuant to the terms of any equity incentive plan of New Pasqal; (v) enter into any transaction with an affiliate, other than the issuance of equity or awards to eligible participants under New Pasqal’s incentive plan, equity plan or equity-based compensation plan, or with respect to employment, consulting or award agreements with respect to executive officers of New Pasqal, in each case regardless of whether such person (or such person’s affiliates) would be considered an affiliate of New Pasqal; or (vi) incur or guarantee any new indebtedness, including secured and/or senior debt, other than equipment leases or trade payables incurred in the ordinary course of business; provided, however, that the Senior Unsecured Convertible Bonds shall not be considered indebtedness for purposes of this calculation. The Company must promptly deliver written notice to the bondholders of the occurrence of any breach or default of the foregoing, each of which shall be considered as an event of default unless, if curable, it has not been cured within five business days of formal notice sent by registered letter with acknowledgement of receipt (lettre recommandée avec accusé de reception) or by bailiff service (notification par commissaire de justice).

●	Optional Conversion: Each Convertible Bond may be convertible into New Pasqal Shares at any time at the option of the holder at a rate equal to the then-Accrued Value, divided by the then-applicable conversion price. The conversion price will initially be $12.00, subject to adjustments for stock dividends, stock splits, combinations, reclassifications and similar events and customary anti-dilution adjustments, including with respect to future issuances or sales of New Pasqal Shares at prices less than the conversion price then in effect. In addition, on the date that is six months after the Closing, if the 20-day volume-weighted average price of the New Pasqal Shares is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.80.

●	Redemption Rights: Unless prohibited by applicable law governing distributions to shareholders, the Senior Unsecured Convertible Bonds shall be redeemable at the option of the Requisite Holders commencing any time after the 5th anniversary of the Closing at a price equal to the Accrued Value. New Pasqal shall elect to settle with (i) cash from distributable amounts in accordance with article L. 232-11 of the French Commercial Code; (ii) cash proceeds from a new issue of equity securities carried out for the purpose of such redemption; (iii) New Pasqal Shares on a price per share basis at least 20.0% lower than the last closing price immediately preceding the issuance of the related redemption notice; or (iv) a combination thereof.

●	Call Rights: Unless prohibited by applicable law governing distributions to shareholders, all or a portion of the Senior Unsecured Convertible Bonds shall be redeemable at the option of New Pasqal commencing any time (i) prior to the first anniversary of the Closing at a price equal to the 150% of the Accrued Value, (ii) on or after the 1st anniversary but prior to the 2nd anniversary of the Closing at a price equal to the 140% of the Accrued Value, (iii) on or after the second anniversary of the Closing but prior to the third anniversary of the Closing at a price equal to the 130% of the Accrued Value, (iv) on or after the third anniversary of the Closing but prior to the fourth anniversary of the Closing at a price equal to the 120% of the Accrued Value, (v) on or after the fourth anniversary of the Closing but prior to the 5th anniversary of the Closing at a price equal to the 110% of the Accrued Value, or (vi) on or after the fifth anniversary of the Closing at a price equal to the 100% of the Accrued Value.

●	Investment Warrants: At the closing of the Investment, the Investors will receive Investment Warrants to purchase New Pasqal Shares. The Investment Warrants will be immediately exercisable upon issuance at Closing and will expire five years from the date of Closing. The Investment Warrants include customary cash and cashless exercise provisions. Each Investment Warrant is initially exercisable at $12.00 per New Pasqal Share, subject to the same anti-dilution and other adjustments as the Senior Unsecured Convertible Bonds.

●	Warrant Redemption: Commencing on the one year anniversary of the Closing, New Pasqal may redeem all outstanding Investment Warrants, in whole and not in part, upon prior written notice of redemption if, and only if, the last reported sale price of the New Pasqal Shares underlying such Investment Warrants equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period, subject to certain conditions.

●	Inflection Point Designation Rights: In connection with the Investment, Bleichroeder and the Sponsor agreed to provide certain investors (the “IP Investors”) led by Inflection Point Fund I LP (“Inflection Point”), a member of Bleichroeder Manager 2 LLC, the Sponsor’s managing member, the right to designate one individual (the “IP Nominee”) to be included as one of the directors that Bleichroeder is entitled to designate to the New Pasqal board of directors at the Closing (the “Designation Right”) under the Business Combination Agreement. Each of Bleichroeder and the Sponsor agreed to take all actions within its respective power, including voting (or causing to be voted) any securities of Bleichroeder or New Pasqal over which it exercises voting control, and to exercise all rights it may have under the Business Combination Agreement, any organizational documents, any investor rights or similar agreement, or otherwise, to designate the IP Nominee to the New Pasqal board of directors.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $2,692,419, which consisted of formation, general and administrative costs partially offset by interest earned on investments held in Trust Account.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On January 9, 2026, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,750,000. Of those 7,750,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants, and the underwriters, CCM and CS, purchased 2,750,000 Private Placement Warrants (or 2,612,500 and 137,500 Private Placement Warrants, respectively).

Following the Initial Public Offering, the exercise of the over-allotment option in full, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred total transaction costs of $17,870,483, consisting of $5,000,000 of cash underwriting fee, $12,250,000 of deferred underwriting fee, and $620,483 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $831,724. Net loss of $2,692,419 was affected by investments held in Trust Account of $2,215,723 and by general and administrative costs of $344,862, and changes in accrued expenses of $4,421,280.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of this filing, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Our liquidity condition raises substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.00% of the gross proceeds of the Units sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering.

In addition, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, up to $12,250,000 in the aggregate upon the completion of our Initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and expenses during the period reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We used a third-party valuation expert to value the Public Warrants as of the Initial Public Offering. As of March 31, 2026, other than the Public Warrants at the Initial Public Offering, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,750,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,750,000. Of those 7,750,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants, and the underwriters, CCM and CS purchased 2,750,000 Private Placement Warrants (or 2,612,500 and 137,500 Private Placement Warrants, respectively).

Use of Proceeds

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 7 of this Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the registration statement for the Company’s Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†**	Business Combination Agreement, dated as of February 28, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France and Pasqal Holding SAS (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
4.1	Form of Terms and Conditions of the Senior Unsecured Convertible Bonds (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
4.2	Form of Terms and Conditions of the Investment Warrants (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.1	Sponsor Support Agreement, dated February 28, 2026, by and among Bleichroeder Sponsor 1 LLC, Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France and Pasqal Holding SAS (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.2	Company Support Agreement, dated February 28, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, Pasqal Holding SAS, and certain shareholders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.3†**	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.5†**	Securities Purchase Agreement, dated March 4, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLEICHROEDER ACQUISITION CORP. II

Date: May 7, 2026	By:	/s/ Marcello Padula
	Name:	Marcello Padula
	Title:	Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)