Form 10-Q
period 2026-06-30
Bleichroeder Acquisition Corp. II
filed 2026-08-13
CIK 2088295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43045

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

As of August 12, 2026, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 9,583,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLEICHROEDER ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$866,407	$—
Prepaid expenses	51,913	4,503
Short Term prepaid insurance	152,500	―
Total current assets	1,070,820	4,503
Deferred offering costs	—	217,025
Long-term prepaid insurance	76,250	—
Investments held in Trust Account	292,280,120	—
Total Assets	$293,427,190	$221,528

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$10,791
Accrued expenses	6,153,980	300
Promissory note – related party	—	248,013
Total Current Liabilities	6,228,980	259,104
Deferred underwriting fee	12,250,000	—
Total Liabilities	18,478,980	259,104

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.17 and $0 per share at June 30, 2026 and December 31, 2025, respectively	292,280,120	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(17,332,868)	(62,576)
Total Shareholders’ Deficit	(17,331,910)	(37,576)
Total Liabilities and Shareholders’ Deficit	$293,427,190	$221,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general, and administrative costs	$2,265,709	$7,173,851
Loss from operations	(2,265,709)	(7,173,851)

Other income
Interest earned on marketable securities held in Trust Account	2,564,397	4,780,120
Total other income	2,564,397	4,780,120
Net income (loss)	$298,688	$(2,393,731)

Weighted average shares outstanding Class A ordinary shares, basic and diluted	28,750,000	27,320,442
Basic and diluted net income (loss) per Ordinary Share, Class A Ordinary Shares	$0.01	$(0.06)
Weighted average shares outstanding, Class B ordinary shares, basic	9,583,333	9,521,178
Basic net income (loss) per Ordinary Share, Class B Ordinary Shares	$0.01	$(0.06)
Weighted average shares outstanding, Class B ordinary shares, diluted	9,583,333	9,583,333
Diluted net income (loss) per Ordinary Share, Class B Ordinary Shares	$0.01	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	9,583,333	$958	$24,042	$(62,576)	$(37,576)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,921,599)	(12,312,164)	(23,233,763)

Sale of 7,750,000 Private Placement Warrants	—	—	—	—	7,750,000	—	7,750,000

Fair value of Public Warrants at issuance	—	—	—	—	3,373,333	—	3,373,333

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(225,776)	—	(225,776)

Net loss	—	—	—	—	—	(2,692,419)	(2,692,419)

Balance – March 31, 2026 (unaudited)	—	—	9,583,333	958	—	(15,067,159)	(15,066,201)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,564,397)	(2,564,397)

Net income	—	—	—	—	—	298,688	298,688

Balance – June 30, 2026 (unaudited)	—	$—	9,583,333	$958	$—	$(17,332,868)	$(17,331,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,393,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,780,120)
Changes in operating assets and liabilities:
Prepaid expenses	(199,910)
Long-term prepaid insurance	(76,250)
Accrued expenses	6,153,680
Net cash used in operating activities	(1,296,331)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,750,000
Repayment of promissory note - related party	(256,872)
Payment of offering costs	(330,390)
Net cash provided by financing activities	289,662,738

Net Change in Cash	866,407
Cash – Beginning of period	—
Cash – End of period	$866,407

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,799
Deferred offering costs paid by Sponsor through promissory note - related party	$8,859
Deferred underwriting fee payable	$12,250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On February 19, 2026, the Company acquired 100% of the issued and outstanding equity of Bleichroeder Acquisition 2 France, a société par actions simplifiée formed under the laws of the Republic of France (“Initial Merger Sub”), resulting in Initial Merger Sub becoming a wholly-owned subsidiary of the Company solely for the purpose of effectuating the Business Combination.

On May 20, 2026, the Company acquired 99.99998% of Bleichroeder Acquisition France Merger Sub 2, a société anonyme formed under the laws of the Republic of France (“Parent Merger Sub”), with the other 0.00002% owned by Michel Combes. On May 26, 2026, the Company, Initial Merger Sub, Parent Merger Sub, and Pasqal (as defined below) entered into Amendment No. 1 to the Agreement and Plan of Merger and Assignment and Assumption Agreement, pursuant to which Initial Merger Sub assigned to Parent Merger Sub, and Parent Merger Sub assumed, all of Initial Merger Sub’s rights and obligations as “Parent Merger Sub” as defined under the Business Combination Agreement (as defined below), such that Parent Merger Sub was substituted for Initial Merger Sub as a party to, and as “Parent Merger Sub” under, the Business Combination Agreement for all purposes from and after that date. On the same day, the Company disposed of the Initial Merger Sub to its original seller.

On May 26, 2026, the Company disposed of the Initial Merger Sub, and the Initial Merger Sub was no longer a wholly-owned subsidiary of the Company.

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from August 27, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination and generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Business Combination Agreement

On February 28, 2026 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, each as defined below, and may be further amended, supplemented or otherwise modified from time to time in accordance with its terms the “Business Combination Agreement”), by and among the Company, Bleichroeder Acquisition 2 France, a société par actions simplifiée formed under the laws of the Republic of France and, at signing, a wholly owned subsidiary of the Company (“Initial Merger Sub”), and Pasqal Holding SAS, a société par actions simplifiée formed under the laws of the Republic of France (“Pasqal”). On May 26, 2026, the Company, Initial Merger Sub, Bleichroeder Acquisition France Merger Sub 2, a société anonyme formed under the laws of the Republic of France (“Parent Merger Sub”), and Pasqal entered into Amendment No. 1 to the Agreement and Plan of Merger and Assignment and Assumption Agreement (“Amendment No. 1”), pursuant to which Initial Merger Sub assigned to Parent Merger Sub, and Parent Merger Sub assumed, all of Initial Merger Sub’s rights and obligations under the Business Combination Agreement, and Parent Merger Sub was substituted for Initial Merger Sub as a party to, and as “Parent Merger Sub” under, the Business Combination Agreement for all purposes from and after that date. On June 25, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 2 to the Agreement and Plan of Merger (“Amendment No. 2”). On July 22, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 3 to the Agreement and Plan of Merger (“Amendment No. 3”). Pursuant to the Business Combination Agreement, among other things and subject to the terms and conditions therein, (i) the Company will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”).

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to January 9, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (Note 5). As of June 30, 2026, the Company had $866,407 of cash and had a working capital deficit of $5,158,160.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of this filing, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

Principles of Consolidation

Bleichroeder Acquisition 2 France was incorporated as a société par actions simplifiée under the laws of the Republic of France on March 15, 2022. On February 19, 2026, the Company purchased 100% of the issued and outstanding equity of Bleichroeder Acquisition 2 France (“Initial Merger Sub”), resulting in Initial Merger Sub becoming a wholly-owned subsidiary of the Company solely for the purpose of effectuating the Business Combination. Bleichroeder Acquisition France Merger Sub 2 (“Parent Merger Sub”) was incorporated a société anonyme formed under the laws of the Republic of France on May 19, 2026, solely for the purpose of effectuating the business combination. On May 26, 2026, in connection with Amendment No. 1 to the Business Combination Agreement, Initial Merger Sub assigned to Parent Merger Sub, and Parent Merger Sub assumed all of Initial Merger Sub’s rights and obligations as “Parent Merger Sub” under the Business Combination Agreement, such that Parent Merger Sub was substituted for Initial Merger Sub for all purposes from and after that date. On the same day, the Company disposed of the Initial Merger Sub.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

As of June 30, 2026, Parent Merger Sub’s issued and outstanding share capital consisted of 500,000 ordinary shares, of which 499,999 shares were held by Bleichroeder and one(1) share was held by Michel Combes. Parent Merger Sub does not own any material assets or conduct any business activities other than activities incidental to effectuating the Business Combination. The address and telephone number for Parent Merger Sub’s principal executive officers are the same as those for Bleichroeder.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $866,407 of cash and did not have any cash equivalents as of June 30, 2026. The Company did not have any cash or cash equivalents, as of December 31, 2025.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounting to $292,280,120, were held in mutual funds composed of U.S. treasury securities. As of December 31, 2025, the Company did not have any assets in the Trust Account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,373,333)
Class A ordinary shares issuance costs	(17,644,707)
Plus:
Accretion of carrying value to redemption value	23,233,763
Class A ordinary shares subject to possible redemption, March 31, 2026	289,715,723
Plus:
Accretion of carrying value to redemption value	2,564,397
Class A ordinary shares subject to possible redemption, June 30, 2026	$292,280,120

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Warrants in the calculation of diluted net income (loss) per ordinary share, because in the calculation of diluted net income (loss) per ordinary share, their exercise is contingent upon future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$224,016	$74,672	$(1,775,106)	$(618,625)
Denominator:

Basic weighted average shares outstanding	28,750,000	9,583,333	27,320,442	9,521,178
Basic net income (loss) per ordinary share	$0.01	$0.01	$(0.06)	$(0.06)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$224,016	$74,672	$(1,772,116)	$(621,614)
Denominator:

Diluted weighted average shares outstanding	28,750,000	9,583,333	27,320,442	9,583,333
Diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.06)	$(0.06)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026, there were 17,333,333 Warrants outstanding, including 9,583,333 Public Warrants and 7,750,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On November 18, 2025, the Sponsor granted membership interests which equate to an aggregate of 300,000 founder shares to the Chief Operating Officer and membership interests which equate to 200,000 founder shares to the Chief Financial Officer. Also, On November 24, 2025, the Sponsor granted membership interests of an aggregate of 30,000 founder shares to the two independent directors (15,000 each). All membership interests were granted in exchange for their services as director and officers through the Company’s initial Business Combination. The membership interests shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The granting of the membership interests equating to founder shares to the two independent directors, to the Chief Operating Officer, and to the Chief Financial Officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 membership interests issued to the two directors and 500,000 membership interests issued to the Chief Operating Officer and Chief Financial Officer on November 18, 2025 and November 24, 2025, was $1,562,530 or $2.948 and $2.951, respectively, per share. The Company established the initial fair value of the founder shares on November 18, 2025 and November 24, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 on both dates, risk-free rate of 3.94% and 3.95%, respectively, and remaining term of 0.14 and 0.12 years, respectively. The membership interests were assigned subject to performance conditions (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

On February 6, 2026, the Sponsor issued 15,000 Class A Units to an individual. The units represent an indirect interest in 15,000 Founder Shares. The fair value of the shares as of February 6, 2026, was determined to be $3.77 per share for an aggregate amount of $56,550. The transfer was made in accordance with the terms of the Company’s operating agreement. The transfer of these shares is contingent on the completion of a business combination. The expense will be recorded when the contingent event of a business combination becomes probable. As of June 30, 2026, the closing of the business combination was not considered to be probable.

On April 1, 2026, the Sponsor issued 15,000 Class A Units to an individual. The units represent an indirect interest in 15,000 Founder Shares. The fair value of the shares as of April 1, 2026, was determined to be $9.95 per share for an aggregate amount of $149,250. The transfer was made in accordance with the terms of the Company’s operating agreement. The transfer of these shares is contingent on the completion of a business combination. The expense will be recorded when the contingent event of a business combination becomes probable. As of June 30, 2026, the closing of the business combination was not considered to be probable.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company borrowed a total of $0 and $248,013 under the promissory note. At the closing of the Initial Public Offering, on January 9, 2026, the Company paid the outstanding borrowings in full and borrowings under the promissory note are no longer available.

Service Agreement

The Company has agreed, upon the completion of the Initial Public Offering, to pay an affiliate of the Chief Operating Officer (“COO”) $18,000 per month, then upon the completion of initial Business Combination or liquidation, an amount equal to $600,000 less the total amount of all such monthly payments made up to that time, for services as COO pursuant to an advisory agreement. Prior to initial Business Combination, no payments under this agreement shall be made from amounts held in the Trust Account. As of June 30, 2026 and December 31, 2025, $103,935 and $0 has been incurred and paid for these services and is reflected in the condensed consolidated statement of operations.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Accrued expenses

Accrued expenses increased from $300 at December 31, 2025 to $6,153,980 at June 30, 2026, primarily due to increased accrued legal fees related to the Business Combination Agreement with Pasqal and will be paid at the closing of the Business Combination.

Business Combination Agreement

On Signing Date, the Company entered into the Business Combination Agreement, by and among the Company, the Initial Merger Sub, and Pasqal. On May 26, 2026, Bleichroeder Acquisition France Merger Sub 2, a société anonyme formed under the laws of the Republic of France (“Parent Merger Sub”), was substituted for Initial Merger Sub as a party to, and as “Parent Merger Sub” under, the Business Combination Agreement pursuant to Amendment No. 1. On June 25, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 2. On July 22, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 3. Pursuant to the Business Combination Agreement, as amended, among other things and subject to the terms and conditions therein, (i) the Company will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”).

Private Placement Investment

In connection with the transactions contemplated by the Business Combination Agreement, on March 4, 2026, Bleichroeder, Initial Merger Sub and the accredited investors named therein (the “Existing Purchasers”) entered into a Securities Purchase Agreement (the “SPA”). On May 23, 2026, Bleichroeder, Initial Merger Sub, Inflection Point Asset Management LLC and an accredited investor advised by Inflection Point Asset Management LLC (the “New Purchaser” and, together with the Existing Purchasers, the “Investors”) entered into Amendment No. 1 to the SPA (the “SPA Amendment”), which increased the aggregate subscription price under the SPA by $50.0 million and joined the New Purchaser as an additional Investor under the SPA. In connection with Amendment No. 1 to the Business Combination Agreement, on May 26, 2026, Initial Merger Sub and Parent Merger Sub also entered into an assignment and assumption agreement pursuant to which Parent Merger Sub assumed all of Initial Merger Sub’s rights and obligations under the SPA and Initial Merger Sub was released from such obligations arising from and after that date. Pursuant to the SPA, as amended by the SPA Amendment, the Investors have agreed, among other things, subject to certain conditions, to purchase $312 million aggregate principal amount of senior unsecured convertible bonds convertible into New Pasqal Shares (the “Senior Unsecured Convertible Bonds”) and warrants to purchase a number of New Pasqal Shares equal to 125% of the total number of New Pasqal Shares into which the Senior Unsecured Convertible Bonds are initially convertible at Closing (the “Investment Warrants”), for an aggregate purchase price of $250 million, reflecting a 20% original issue discount (the “Investment”). The closing of the Investment shall occur substantially concurrent with the Closing.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption.)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 9,583,333 Class B ordinary shares outstanding.

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

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$292,280,120	$—

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

BLEICHROEDER ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

	June 30, 2026	December 31, 2025
Cash	$866,407	$—
Investments held in Trust Account	$292,280,120	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation, general, and administrative costs	$2,265,709	$7,173,851
Interest earned on investments held in Trust Account	$2,564,397	$4,780,120

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, January 7, 2026, by and between the Company and Continental Stock Transfer & Trust Company, (the “Trust Agreement”).

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 22, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 3 to the Agreement and Plan of Merger (“Amendment No. 3”), which amended and restated the provision of the Business Combination Agreement governing the equity incentive plan to be adopted by the Parent Surviving Corporation in connection with the Business Combination. As amended by Amendment No. 3, the long-term incentive plan (the “LTIP”) will provide for awards in the form of founder’s warrants or free shares of up to 10% of the aggregate number of the Parent Surviving Corporation’s shares issued and outstanding immediately after the closing of the Business Combination on a fully-diluted and as-converted basis (after giving effect to any redemptions by the Company’s shareholders). Amendment No. 3 further provides that the Company and Pasqal will negotiate additional edits to the LTIP, including vesting criteria for new award recipients based on performance conditions, in good faith based on recommendations from Pasqal’s compensation consultant, subject to approval of the Parent Surviving Corporation’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “Bleichroeder,” “we,” “us,” or “our” refer to Bleichroeder Acquisition Corp. II, a Cayman Islands exempted company and its subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”. This discussion contains forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On February 28, 2026 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, each as defined below, and as may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, Bleichroeder Acquisition 2 France, a société par actions simplifiée formed under the laws of the Republic of France and, at signing, a wholly owned subsidiary of the Company (“Initial Merger Sub”), and Pasqal Holding SAS, a société par actions simplifiée formed under the laws of the Republic of France (“Pasqal”).

On May 26, 2026, the Company, Initial Merger Sub, Bleichroeder Acquisition France Merger Sub 2, a société anonyme formed under the laws of the Republic of France (“Parent Merger Sub”), and Pasqal entered into Amendment No. 1 to the Agreement and Plan of Merger and Assignment and Assumption Agreement (“Amendment No. 1”), pursuant to which Initial Merger Sub assigned to Parent Merger Sub, and Parent Merger Sub assumed, all of Initial Merger Sub’s rights and obligations under the Business Combination Agreement, and Parent Merger Sub was substituted for Initial Merger Sub as a party to, and as “Parent Merger Sub” under, the Business Combination Agreement for all purposes from and after that date. On June 25, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 2 to the Agreement and Plan of Merger (“Amendment No. 2”). On July 22, 2026, the Company, Parent Merger Sub and Pasqal entered into Amendment No. 3 to the Agreement and Plan of Merger (“Amendment No. 3”).

Amendment No. 2 amends the Business Combination Agreement to revise the composition of the board of directors of the surviving corporation of the Business Combination (the “Surviving Corporation”), following the consummation of the Business Combination, and to revise the terms of the equity incentive plan to be adopted by the Surviving Corporation in connection with the Business Combination. Amendments No. 2 and No. 3, together, amend the Business Combination Agreement to revise the terms of the equity incentive plan to be adopted by the Parent Surviving Corporation in connection with the Business Combination.

Pasqal Business Combination Agreement

On the Signing Date, the Company entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions therein, (i) the Company will merge with and into Parent Merger Sub (the “Reincorporation Merger”), with Parent Merger Sub being the surviving entity of the Reincorporation Merger (“Parent Surviving Corporation”), and (ii) as promptly as practicable after the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), Pasqal will merge with and into the Parent Surviving Corporation by way of a merger by absorption (fusion-absorption) in accordance with the applicable provisions of the French Commercial Code (Code de commerce), including Articles L. 236-1 et seq (the “Merger”, and together with the Reincorporation Merger, the “Mergers”), with Parent Surviving Corporation being the surviving entity of the Merger and changing its name to “Pasqal Holding SA” or such other name selected by Pasqal (“New Pasqal”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Pasqal Business Combination.” the Company, Parent Merger Sub, and Pasqal are each individually referred to herein as a “Party” and, collectively, as the “Parties.”

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

Governance

The Parties have agreed to take all requisite action such that, effective immediately following the Merger Effective Time, New Pasqal’s initial board of directors will consist of nine directors, five of whom will be French or European citizens and non-US residents. Six of such directors will be designated jointly by Bleichroeder and Pasqal prior to the Closing and will be mutually acceptable to Bleichroeder and Pasqal, and the remaining directors will be determined prior to the Closing in accordance with the terms of the Business Combination Agreement and will be independent directors under Nasdaq rules and applicable law.

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

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 hereto, and the terms of which are incorporated herein by reference.

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

Lock-Up Agreements

In connection with the Closing, New Pasqal, the Sponsor, certain shareholders of Pasqal, certain shareholders of Bleichroeder, certain directors and officers, and certain Investors (collectively, the “Lock-Up Parties”) will enter into lock-up agreements (the “Lock-Up Agreements”), pursuant to which, among other things, each of the Lock-Up Parties will agree not to effect any sale or distribution (except for certain permitted transfers) of the New Pasqal Shares held by such holder after the Closing until the earlier of (i) 180 days after the date on which the Closing occurs, (ii) the day after the date on which the closing price of the New Pasqal Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the date on which the Closing occurs, and (iii) the date on which New Pasqal consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Pasqal’s shareholders having the right to exchange their shares for cash, securities or other property, subject to certain exceptions set forth in the Lock-Up Agreements.

The foregoing description of the Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Lock-Up Agreement, a copy of which is included as Exhibit 10.3 hereto, and the terms of which are incorporated herein by reference.

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

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit 10.4 hereto, and the terms of which are incorporated herein by reference.

Private Placement Investment

In connection with the transactions contemplated by the Business Combination Agreement, on March 4, 2026, Bleichroeder, Initial Merger Sub and the accredited investors named therein (the “Existing Purchasers”) entered into a Securities Purchase Agreement (the “SPA”). On May 23, 2026, Bleichroeder, Initial Merger Sub, Inflection Point Asset Management LLC and an accredited investor advised by Inflection Point Asset Management LLC (the “New Purchaser” and, together with the Existing Purchasers, the “Investors”) entered into Amendment No. 1 to the SPA (the “SPA Amendment”), which increased the aggregate subscription price under the SPA by $50.0 million and joined the New Purchaser as an additional Investor under the SPA. In connection with Amendment No. 1 to the Business Combination Agreement, on May 26, 2026, Initial Merger Sub and Parent Merger Sub also entered into an assignment and assumption agreement pursuant to which Parent Merger Sub assumed all of Initial Merger Sub’s rights and obligations under the SPA and Initial Merger Sub was released from such obligations arising from and after that date. Pursuant to the SPA, as amended by the SPA Amendment, the Investors have agreed, among other things, subject to certain conditions, to purchase $312 million aggregate principal amount of senior unsecured convertible bonds convertible into New Pasqal Shares (the “Senior Unsecured Convertible Bonds”) and warrants to purchase a number of New Pasqal Shares equal to 125% of the total number of New Pasqal Shares into which the Senior Unsecured Convertible Bonds are initially convertible at Closing (the “Investment Warrants”), for an aggregate purchase price of $250 million, reflecting a 20% original issue discount (the “Investment”). The closing of the Investment shall occur substantially concurrent with the Closing.

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

●	Ranking: The Senior Unsecured Convertible Bonds shall rank senior to the New Pasqal Shares and any other class or series of capital stock of New Pasqal currently existing or hereafter authorized, classified or reclassified by New Pasqal, and junior and subordinated to other unsecured and unsubordinated obligations of the Company.

●	Bondholders Representative. Holders of the Senior Unsecured Convertible Bonds shall be organized as a group for the representation of their interests (the “Masse”). The Masse shall be governed by the provisions of the French Code de commerce and will act in part through a bondholders representative (representant de la masse) and in part through collective decisions of the Convertible Bondholders, whether by general meetings or written consultations as permitted under Article L. 228-46-1 of the French Commercial Code. Any reasonable and documented costs or expenses incurred by the holders of the Senior Unsecured Convertible Bonds in connection with the operation and consultation of the Masse shall be reimbursed by New Pasqal upon presentation of the relevant invoices.

●	Interest Payments: The Senior Unsecured Convertible Bonds will accrue interest at the rate per annum of 10.0% per annum payable in cash semi-annually. However, if a payment in cash has not been made on a semi-annual payment date, payment on the next semi-annual payment date shall be in PIK at a rate of 12% payable and compounded annually from the last payment date on which a payment in cash has been made.

●	Liquidation Preference: Upon any liquidation or deemed liquidation event (as defined in the Senior Unsecured Convertible Bonds Terms and Conditions, a “Deemed Liquidation Event”), the holders of Senior Unsecured Convertible Bonds will be entitled to receive out of the available proceeds, before any distribution is made to holders of common stock or any other junior securities, an amount equal to the greater of (i) 100% of the Accrued Value (as defined in the Senior Unsecured Convertible Bonds Terms and Conditions) or (ii) such amount as would have been payable had such Convertible Bond been converted into Ordinary Shares immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event based on the then effective rate of conversion and without giving effect to any applicable limitations on conversion. Thereafter, the holders of Senior Unsecured Convertible Bonds will be entitled to receive their pro rata share of the remaining available proceeds available for distribution to shareholders, on an as-converted to ordinary share basis.

●	Protective Provisions: For as long as 10% of the Senior Unsecured Convertible Bonds issued as of the Closing are held by Inflection Point Asset Management LLC and certain other holders of the Senior Unsecured Convertible Bonds and their respective affiliates, New Pasqal shall not, without the affirmative vote or action of the Masse (the “Requisite Holders”), take any of the following actions: (i) liquidate, dissolve or wind up the affairs of New Pasqal, or commence or consent to any bankruptcy proceeding relating to the Company; (ii) amend, alter, or repeal any provision of the bylaws, the Senior Unsecured Convertible Bonds Terms and Conditions in a manner that materially and adversely affects the powers, preferences or rights given to the holders of the Senior Unsecured Convertible Bonds; (iii) create or authorize the creation of or issue any other equity security or security convertible into or exercisable for any equity security unless such security ranks junior to the Senior Unsecured Convertible Bonds with respect to its rights, preferences and privileges, or increase the aggregate amount of the Senior Unsecured Convertible Bonds accordingly; (iv) pay any cash dividend or redeem any equity or equity-linked security prior to repayment in full, redemption or conversion of the Senior Unsecured Convertible Bonds into New Pasqal Shares, other than stock repurchased at cost from former employees and consultants in connection with the cessation of their service or pursuant to the terms of any equity incentive plan of New Pasqal; (v) enter into any transaction with an affiliate, other than the issuance of equity or awards to eligible participants under New Pasqal’s incentive plan, equity plan or equity-based compensation plan, or with respect to employment, consulting or award agreements with respect to executive officers of New Pasqal, in each case regardless of whether such person (or such person’s affiliates) would be considered an affiliate of New Pasqal; or (vi) incur or guarantee any new indebtedness, including secured and/or senior debt, other than equipment leases or trade payables incurred in the ordinary course of business; provided, however, that the Senior Unsecured Convertible Bonds shall not be considered indebtedness for purposes of this calculation. The Company must promptly deliver written notice to the bondholders of the occurrence of any breach or default of the foregoing, each of which shall be considered as an event of default unless, if curable, it has not been cured within five business days of formal notice sent by registered letter with acknowledgement of receipt (lettre recommandée avec accusé de reception) or by bailiff service (notification par commissaire de justice).

●	Optional Conversion: Each Convertible Bond may be convertible into New Pasqal Shares at any time at the option of the holder at a rate equal to the then-Accrued Value, divided by the then-applicable conversion price. The conversion price will initially be $12.00, subject to adjustments for stock dividends, stock splits, combinations, reclassifications and similar events and customary anti-dilution adjustments, including with respect to future issuances or sales of New Pasqal Shares at prices less than the conversion price then in effect. In addition, on the date that is six months after the Closing, if the 20-day volume-weighted average price of the New Pasqal Shares is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $7.80.

●	Redemption Rights: Unless prohibited by applicable law governing distributions to shareholders, the Senior Unsecured Convertible Bonds shall be redeemable at the option of the Requisite Holders commencing any time after the 5th anniversary of the Closing at a price equal to the Accrued Value. New Pasqal shall elect to settle with (i) cash from distributable amounts in accordance with article L. 232-11 of the French Commercial Code; (ii) cash proceeds from a new issue of equity securities carried out for the purpose of such redemption; (iii) New Pasqal Shares on a price per share basis at least 20.0% lower than the last closing price immediately preceding the issuance of the related redemption notice; or (iv) a combination thereof.

●	Call Rights: Unless prohibited by applicable law governing distributions to shareholders, all or a portion of the Senior Unsecured Convertible Bonds shall be redeemable at the option of New Pasqal commencing any time (i) prior to the first anniversary of the Closing at a price equal to the 150% of the Accrued Value, (ii) on or after the 1st anniversary but prior to the 2nd anniversary of the Closing at a price equal to the 140% of the Accrued Value, (iii) on or after the second anniversary of the Closing but prior to the third anniversary of the Closing at a price equal to the 130% of the Accrued Value, (iv) on or after the third anniversary of the Closing but prior to the fourth anniversary of the Closing at a price equal to the 120% of the Accrued Value, (v) on or after the fourth anniversary of the Closing but prior to the 5th anniversary of the Closing at a price equal to the 110% of the Accrued Value, or (vi) on or after the fifth anniversary of the Closing at a price equal to the 100% of the Accrued Value.

●	Investment Warrants: At the closing of the Investment, the Investors will receive Investment Warrants to purchase New Pasqal Shares. The Investment Warrants will be immediately exercisable upon issuance at Closing and will expire five years from the date of Closing. The Investment Warrants include customary cash and cashless exercise provisions. Each Investment Warrant is initially exercisable at $12.00 per New Pasqal Share, subject to the same anti-dilution and other adjustments as the Senior Unsecured Convertible Bonds.

●	Warrant Redemption: Commencing on the one year anniversary of the Closing, New Pasqal may redeem all outstanding Investment Warrants, in whole and not in part, upon prior written notice of redemption if, and only if, the last reported sale price of the New Pasqal Shares underlying such Investment Warrants equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period, subject to certain conditions.

●	Inflection Point Designation Rights: In connection with the Investment, Bleichroeder and the Sponsor agreed to provide certain investors (the “IP Investors”) led by Inflection Point Fund I LP (“Inflection Point”), a member of Bleichroeder Manager 2 LLC, the Sponsor’s managing member, the right to designate one individual (the “IP Nominee”) to be included as one of the directors that Bleichroeder is entitled to designate to the New Pasqal board of directors at the Closing (the “Designation Right”) under the Business Combination Agreement. Each of Bleichroeder and the Sponsor agreed to take all actions within its respective power, including voting (or causing to be voted) any securities of Bleichroeder or New Pasqal over which it exercises voting control, and to exercise all rights it may have under the Business Combination Agreement, any organizational documents, any investor rights or similar agreement, or otherwise, to designate the IP Nominee to the New Pasqal board of directors.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by the terms and conditions of the Securities Purchase Agreement, a copy of which is included as Exhibit 10.5 hereto, and the terms of which are incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 27, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $298,688, which consisted of interest earned on investments held in Trust Account of $2,564,397 partially offset by formation, general and administrative costs of $2,265,709.

For the six months ended June 30, 2026, we had a net loss of $2,393,731, which consisted of formation, general and administrative costs of $7,173,851 partially offset by interest earned on investments held in Trust Account of $4,780,120.

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

For the six months ended June 30, 2026, net cash used in operating activities was $1,296,331. Net loss of $2,393,731 was affected by investments held in Trust Account of $4,780,120 and changes in operating assets and liabilities of $5,877,520.

As of June 30, 2026, we had marketable securities held in the Trust Account of $292,280,120 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $866,407. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an obligation to pay an affiliate of our Chief Operating Officer of $18,000 per month, then upon completion of our initial business combination or our liquidation, an amount equal to $600,000 less the total amount of all such monthly payments made up to that time, for services as Chief Operating Officer pursuant to an advisory agreement, as further described in this prospectus; prior to our initial business combination, no payments under this agreement shall be made from amounts held in the trust account.

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

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and expenses during the period reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We used a third-party valuation expert to value the Public Warrants as of the Initial Public Offering. As of June 30, 2026, other than the Public Warrants at the Initial Public Offering, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†**	Business Combination Agreement, dated as of February 28, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France and Pasqal Holding SAS (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
2.2	Amendment No. 1 to the Agreement and Plan of Merger and Assignment and Assumption Agreement, dated as of May 26, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, Bleichroeder Acquisition France Merger Sub 2 and Pasqal Holding SAS (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on May 23, 2026).
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 25, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition France Merger Sub 2 and Pasqal Holding SAS (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on June 25, 2026).
4.1	Form of Terms and Conditions of the Senior Unsecured Convertible Bonds (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
4.2	Form of Terms and Conditions of the Investment Warrants (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.1	Sponsor Support Agreement, dated February 28, 2026, by and among Bleichroeder Sponsor 1 LLC, Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France and Pasqal Holding SAS (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.2	Company Support Agreement, dated February 28, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, Pasqal Holding SAS, and certain shareholders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.3†**	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.5†**	Securities Purchase Agreement, dated March 4, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the Commission on March 5, 2026).
10.6†	Amendment No. 1 to Securities Purchase Agreement, dated as of May 23, 2026, by and among Bleichroeder Acquisition Corp. II, Bleichroeder Acquisition 2 France, Inflection Point Asset Management LLC, and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on May 26, 2026).
10.7	Assignment and Assumption Agreement, dated as of May 26, 2026, by and between Bleichroeder Acquisition 2 France and Bleichroeder Acquisition France Merger Sub 2 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 26, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLEICHROEDER ACQUISITION CORP. II

Date: August 13, 2026	By:	/s/ Marcello Padula
	Name:	Marcello Padula
	Title:	Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)